Form 10-K/A
HOME EQ LOAN TRUST SER 2002 CIT1 ASST BACK PASS THRU CERTS
filed 2003-07-11
CIK 1174444

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                    Amendment No. 1


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



  <F1> Filed herewith.




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



    Salomon Home Equity Loan Trust
    Asset Backed Pass-Through Certificates
    Series 2002-CT1 Trust
    (Registrant)


  Signed:  Salomon Brothers Mortgage Securities VII, Inc. as Depositor

  By: Susan Mills, Director

  By: /s/ Susan Mills

  Dated: July 2, 2003



Sarbanes-Oxley Certification

I, Susan Mills, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Salomon Brothers Mortgage Securities VII Inc. (the "Registrant");

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

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated May 1, 2002 (the "Pooling and Servicing Agreement"), among the Registrant as Depositor, Litton Loan Servicing L.P. as Servicer and Wells Fargo Bank Minnesota, National Association as Trustee.

      Date: July 2, 2003

      /s/ Susan Mills
      Signature

      Director
      Title



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



Ex-99.1 (a)

Deloitte
&Touche      (logo)

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texax 77002-4196

Tel: (713) 982-2000
Fax: (713) 982-2001
www.deloitte.com

INDEPENDENT AUDITORS' REPORT

To the Partners of Litton Loan Servicing LP:

We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

January 10, 2003

Deloitte
Touche
Tohmatsu




Ex-99.2 (a)

LS      (logo)
Litton Loan Servicing LP
An affiliate of C-Bass

4828 Loop Central Drive, Suite 600
Houston, Texas 77081
Telephone 713 960 9676
      Fax 713 966-8630


January 10, 2003

As of December 31, 2002, Litton Loan Servicing LP (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.

In January 2003, the Company identified certain custodial accounts that had not been reconciled timely during the year ended December 31, 2002. Upon notification of this issue, management immediately began an effort to bring these custodial accounts current. The Company has currently reconciled all custodial accounts, and has implemented controls to ensure the timely and accurate reconciliation of custodial accounts.

/s/ Larry B. Litton, Sr
Larry B. Litton, Sr;, President & CEO


/s/ Janice McClure
Janice McClure, Senior Vice President




Ex-99.3 (a)


LITTON LOAN SERVICING LP (logo)
An affiliate of C-Bass

4828 Loop Central Drive
Houston, Texas 77081
Telephone (713) 960-9676
Fax       (713) 960-0539

March 27, 2003

SBMSVII 2002-CIT1
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

RE: SBMSVII 2002-CIT1, Salomon HE Loan Trust, Asset Backed Pass Through Certificates

To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2002.

Sincerely,

/s/ Janice McClure
Janice McClure
Senior Vice President



358/359


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